Form 10-K
period 2020-12-31
BANK 2019-BNK22
filed 2021-03-11
CIK 1789307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Park Tower at Transbay Mortgage Loan, the 230 Park Avenue South Mortgage Loan, the Storage Post Portfolio Mortgage Loan, the Tysons Tower Mortgage Loan and the National Anchored Retail Portfolio Mortgage Loan, which constituted approximately 9.6%, 9.2%, 5.4%, 3.7% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Park Tower at Transbay Mortgage Loan, the 230 Park Avenue South Mortgage Loan, the Storage Post Portfolio Mortgage Loan, the Tysons Tower Mortgage Loan and the National Anchored Retail Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Park Tower at Transbay Mortgage Loan, seven other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 230 Park Avenue South Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Storage Post Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Tysons Tower Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity or (e) with respect to the National Anchored Retail Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK 2019-BNK21 transaction, Commission File Number 333-228375-02 (the “BANK 2019-BNK21 Transaction”). These loan combinations, including the Park Tower at Transbay Mortgage Loan, the 230 Park Avenue South Mortgage Loan, the Storage Post Portfolio Mortgage Loan, the Tysons Tower Mortgage Loan and the National Anchored Retail Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK21 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 230 Park Avenue South Mortgage Loan, the Park Tower at Transbay Mortgage Loan, the Midtown Center Mortgage Loan, the 360 North Crescent Drive Mortgage Loan, the Tysons Tower Mortgage Loan and the National Anchored Retail Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 230 Park Avenue South Mortgage Loan, the Park Tower at Transbay Mortgage Loan, the Midtown Center Mortgage Loan, the Storage Post Portfolio Mortgage Loan, the 360 North Crescent Drive Mortgage Loan, the Tysons Tower Mortgage Loan and the National Anchored Retail Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Park Tower at Transbay Mortgage Loan, the 230 Park Avenue South Mortgage Loan, the Tysons Tower Mortgage Loan, the National Anchored Retail Portfolio Mortgage Loan, the Midtown Center Mortgage Loan and the 360 North Crescent Drive Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Park Tower at Transbay Mortgage Loan, the 230 Park Avenue South Mortgage Loan, the Tysons Tower Mortgage Loan, the National Anchored Retail Portfolio Mortgage Loan, the Storage Post Portfolio Mortgage Loan, the Midtown Center Mortgage Loan and the 360 North Crescent Drive Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Midtown Center Mortgage Loan and the Storage Post Portfolio Mortgage Loan, the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Storage Post Portfolio Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Midtown Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.21       Wells Fargo Bank, National Association, as Custodian of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.15)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.9)

33.24       National Tax Search, LLC, as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.10)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Storage Post Portfolio Mortgage Loan

33.26       Rialto Capital Advisors, LLC, as Special Servicer of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.12)

33.27       Wilmington Trust, National Association, as Trustee of the Storage Post Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.7)

33.29       Park Bridge Lender Services LLC, as Operating Advisor of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.15)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 33.1)

33.31       Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 33.12)

33.32       Wilmington Trust, National Association, as Trustee of the Tysons Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Tysons Tower Mortgage Loan (see Exhibit 33.7)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Tysons Tower Mortgage Loan (see Exhibit 33.15)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 33.9)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 33.10)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       Rialto Capital Advisors, LLC, as Special Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.12)

33.39       Wilmington Trust, National Association, as Trustee of the National Anchored Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.7)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.15)

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.9)

33.43       National Tax Search, LLC, as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.10)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Midtown Center Mortgage Loan (see Exhibit 33.1)

33.45       CWCapital Asset Management LLC, as Special Servicer of the Midtown Center Mortgage Loan

33.46       Wilmington Trust, National Association, as Trustee of the Midtown Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Midtown Center Mortgage Loan (see Exhibit 33.7)

33.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Midtown Center Mortgage Loan (see Exhibit 33.9)

33.49       National Tax Search, LLC, as Servicing Function Participant of the Midtown Center Mortgage Loan (see Exhibit 33.10)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the 360 North Crescent Drive Mortgage Loan (see Exhibit 33.1)

33.51       KeyBank National Association, as Special Servicer of the 360 North Crescent Drive Mortgage Loan (see Exhibit 33.3)

33.52       Wilmington Trust, National Association, as Trustee of the 360 North Crescent Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the 360 North Crescent Drive Mortgage Loan (see Exhibit 33.7)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the 360 North Crescent Drive Mortgage Loan (see Exhibit 33.15)

33.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 360 North Crescent Drive Mortgage Loan (see Exhibit 33.9)

33.56       National Tax Search, LLC, as Servicing Function Participant of the 360 North Crescent Drive Mortgage Loan (see Exhibit 33.10)

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

34.21       Wells Fargo Bank, National Association, as Custodian of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.15)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.9)

34.24       National Tax Search, LLC, as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.10)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Storage Post Portfolio Mortgage Loan

34.26       Rialto Capital Advisors, LLC, as Special Servicer of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.12)

34.27       Wilmington Trust, National Association, as Trustee of the Storage Post Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.7)

34.29       Park Bridge Lender Services LLC, as Operating Advisor of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.15)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 34.1)

34.31       Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 34.12)

34.32       Wilmington Trust, National Association, as Trustee of the Tysons Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Tysons Tower Mortgage Loan (see Exhibit 34.7)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Tysons Tower Mortgage Loan (see Exhibit 34.15)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 34.9)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 34.10)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       Rialto Capital Advisors, LLC, as Special Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.12)

34.39       Wilmington Trust, National Association, as Trustee of the National Anchored Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.7)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.15)

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.9)

34.43       National Tax Search, LLC, as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.10)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Midtown Center Mortgage Loan (see Exhibit 34.1)

34.45       CWCapital Asset Management LLC, as Special Servicer of the Midtown Center Mortgage Loan

34.46       Wilmington Trust, National Association, as Trustee of the Midtown Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Midtown Center Mortgage Loan (see Exhibit 34.7)

34.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Midtown Center Mortgage Loan (see Exhibit 34.9)

34.49       National Tax Search, LLC, as Servicing Function Participant of the Midtown Center Mortgage Loan (see Exhibit 34.10)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the 360 North Crescent Drive Mortgage Loan (see Exhibit 34.1)

34.51       KeyBank National Association, as Special Servicer of the 360 North Crescent Drive Mortgage Loan (see Exhibit 34.3)

34.52       Wilmington Trust, National Association, as Trustee of the 360 North Crescent Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the 360 North Crescent Drive Mortgage Loan (see Exhibit 34.7)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the 360 North Crescent Drive Mortgage Loan (see Exhibit 34.15)

34.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 360 North Crescent Drive Mortgage Loan (see Exhibit 34.9)

34.56       National Tax Search, LLC, as Servicing Function Participant of the 360 North Crescent Drive Mortgage Loan (see Exhibit 34.10)

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

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Park Tower at Transbay Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Park Tower at Transbay Mortgage Loan

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 35.7)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Storage Post Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Storage Post Portfolio Mortgage Loan (see Exhibit 35.7)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 35.7)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 35.7)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Midtown Center Mortgage Loan (see Exhibit 35.1)

35.17       CWCapital Asset Management LLC, as Special Servicer of the Midtown Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 360 North Crescent Drive Mortgage Loan (see Exhibit 35.1)

35.19       KeyBank National Association, as Special Servicer of the 360 North Crescent Drive Mortgage Loan (see Exhibit 35.3)

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

Date: March 11, 2021